Form 10-Q
period 2026-06-30
Amanat Acquisition Corp.
filed 2026-08-13
CIK 2112457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43303

AMANAT ACQUISITION CORP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 Central Avenue
C/O 56
Westfield, NJ 07091

(Address of principal executive offices)

201-688-0364

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	AMAN	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2026, there were 7,800,000 Class A ordinary shares, $0.0001 par value and 1,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AMANAT ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMANAT ACQUISITION CORP

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

ASSETS
Current Assets
Cash	$1,634,424
Prepaid expenses	185,429
Total Current Assets	1,819,853
Long term prepaid insurance	111,333
Cash and investments held in Trust Account	75,290,024
TOTAL ASSETS	$77,221,210

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$147,222
Accrued offering costs	310,714
Over-allotment option liability	13,200
Total Current Liabilities	471,136
Deferred underwriting fee payable	2,250,000
Total Liabilities	2,721,136

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,500,000 shares at a redemption value of $10.04 per share	75,290,024

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 300,000 shares issued and outstanding, excluding 7,500,000 shares subject to possible redemption	30
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding(1)	216
Additional paid-in capital	—
Accumulated deficit	(790,196)
Total Shareholders’ Deficit	(789,950)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$77,221,210

(1)	Includes an aggregate of up to 281,250 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (Note 5). The Founder Shares were forfeited on July 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 10).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMANAT ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from January 13, 2026 (Inception) Through June 30,
	2026	2026
Formation, general and administrative costs	$251,402	$311,303
Share-based compensation expense	52,290	52,290
Loss from operations	(303,692)	(363,593)

Other income:
Change in fair value of over-allotment option liability	45,400	45,400
Interest earned on cash and investments held in Trust Account	290,024	290,024
Total other income	335,424	335,424

Net income (loss)	$31,732	$(28,169)

Basic and diluted weighted average Class A ordinary shares outstanding	3,514,286	1,903,571

Basic and diluted net income (loss) per Class A ordinary share	$0.01	$(0.01)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	1,875,000	1,875,000

Basic and diluted net income (loss) per Class B ordinary share	$0.01	$(0.01)

(1)	Excludes an aggregate of up to 281,250 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (Note 5). The Founder Shares were forfeited on July 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 10).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMANAT ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND
FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	—	—	(59,901)	(59,901)

Balance – March 31, 2026	—	—	2,156,250	216	24,784	(59,901)	(34,901)

Sale of Private Placement Shares	300,000	30	—	—	2,999,970	—	3,000,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(21,576)	—	(21,576)

Share-based compensation	—	—	—	—	52,290	—	52,290

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(3,055,468)	(762,027)	(3,817,495)

Net income	—	—	—	—	—	31,732	31,732

Balance – June 30, 2026	300,000	$30	2,156,250	$216	$—	$(790,196)	$(789,950)

(1)	Includes an aggregate of up to 281,250 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (Note 5). The Founder Shares were forfeited on July 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 10).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMANAT ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(28,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general and administrative expenses through promissory note – related party	72,542
Interest earned on cash and investments held in Trust Account	(290,024)
Share-based compensation expense	52,290
Change in fair value of over-allotment option liability	(45,400)
Changes in operating assets and liabilities:
Prepaid expenses	(182,929)
Long term prepaid insurance	(111,333)
Accounts payable and accrued expenses	147,222
Net cash used in operating activities	(385,801)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(75,000,000)
Net cash used in investing activities	(75,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	74,250,000
Proceeds from sale of Private Placement Shares	3,000,000
Repayment of promissory note – related party	(134,056)
Payment of offering costs	(95,719)
Net cash provided by financing activities	77,020,225

Net Change in Cash	1,634,424
Cash – Beginning of period	—
Cash – End of period	$1,634,424

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$310,714
Offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Offering costs paid through promissory note - related party	$59,014
Prepaid services paid by Sponsor through the promissory note – related party	$2,500
Deferred underwriting fee payable	$2,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Amanat Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 13, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company will have 24 months from the closing of its initial public offering to complete the initial Business Combination (the “Completion Window”). The Company may pursue an acquisition opportunity in any business, industry or sector. As of June 30, 2026, the Company had not entered into a definitive agreement with any Business Combination target.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 13, 2026 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of Nasdaq require that the Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as described below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company anticipates structuring the initial Business Combination so that the post-transaction company in which the public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering on May 20, 2026, an amount of $75,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares, and a portion of the proceeds of the sale of the Private Placement Shares, are held in a trust account (“Trust Account”) and held in cash or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

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

The Sponsor, officers, directors and advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the Founder Shares (as described in Note 5), Private Placement Shares and any Public Shares they may acquire during or after this offering in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines that it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to the Founder Shares, Private Placement Shares and any Public Shares they may acquire during or after this offering in connection with a shareholder vote to approve an amendment to the articles (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from assets outside the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them, any Private Placement Shares held by them and any Public Shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination. If the Company submits the initial Business Combination to the public shareholders for a vote, the Company will complete the initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law and the Company’s articles, being a resolution passed by the affirmative vote of at least a simple majority of the holders of the shares present in person or by proxy and entitled to vote thereon at a general meeting of the Company.

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

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, less taxes payable and up to $100,000 of interest to pay dissolution expenses, provided that this liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $1,634,424 and had working capital of $1,348,717.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 20, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 27, 2026. The interim results for the three months ended June 30, 2026 and for the period from January 13, 2026 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reported periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of June 30, 2026, the Company’s significant accounting estimates relate to the fair value of the over-allotment option liability (see Note 8).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026, the Company had cash of $1,634,424 and did not have any cash equivalents.

Cash and Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account amounting to $75,290,024 are held in cash and US Treasury bills. The Company classifies its U.S. Treasury bills and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period from January 13, 2026 (inception) through June 30, 2026.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature, except for the over-allotment option liability which is measured at fair value based on unobservable inputs (see Note 8).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriter’s over-allotment option was not exercised at the time of the Initial Public Offering. The over-allotment option expired on July 4, 2026, as it remained unexercised.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$75,000,000
Less:
Proceeds allocated to over-allotment option liability	(58,600)
Public Shares issuance costs	(3,468,871)
Plus:
Remeasurement of carrying value to redemption value	3,817,495
Class A ordinary shares subject to possible redemption, June 30, 2026	$75,290,024

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended		For the Period from January 13, 2026 (Inception) Through
	June 30, 2026		June 30, 2026
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$20,692	$11,040	$(14,191)	$(13,978)
Denominator:
Basic and diluted weighted-average shares outstanding	3,514,286	1,875,000	1,903,571	1,875,000
Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.01)	$(0.01)

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

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 12, 2026, Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,156,250 Class B ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 281,250 shares subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). The 281,250 Founder Shares were forfeited on July 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised.

On May 18, 2026, the Sponsor transferred an aggregate of 300,000 Founder Shares to the Company’s officers and three independent directors for their services, consisting of (i) 25,000 Founder Shares to the Director and Chairman of the Board of Directors, (ii) 150,000 Founder Shares to the Chief Executive Officer, (iii) 50,000 Founder Shares to the Chief Financial Officer, (iv) 25,000 Founder Shares to each independent director. These issuances were made in exchange for an aggregate purchase price of $3,300, the same per share price paid by the Sponsor for the Founder Shares, and services to be provided to the Company through the Company’s initial Business Combination. If the holder of such Founder Shares remains an officer or independent director immediately prior to the consummation of a Business Combination, any unvested share interests owned by such holder will vest in full upon the consummation of the Business Combination. The transfer of the Founder Shares to the holders of such interests is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 300,000 Founder Shares was $900,000 or $3.00 per share. The Company established the initial fair value of the Founder Shares using a calculation prepared by a third-party valuation team which takes into consideration the following market assumptions; (i) implied share price of $10.00 and (ii) probability of de-SPAC and market adjustment of 30.0%. Share-based compensation shall be subject to straight-line monthly vesting over the course of 24 months from the date when the registration statement of the Initial Public Offering became effective. As of June 30, 2026, the Company recognized stock-based compensation expense of $52,290 and will continue to recognize such expense over the course of 24 months from the date when the registration statement of the Initial Public Offering became effective. The share-based compensation expense recorded is net of the amount initially received for the Founder Shares.

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

Administrative Services Agreement

Commencing on May 18, 2026, the Company entered into an agreement to pay the Sponsor, a total of $20,000 per month for officer compensation and administrative support services through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three months ended June 30, 2026 and for the period from January 13, 2026 (inception) through June 30, 2026, the Company had incurred $28,667 of administrative services fees, of which $8,667 were included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS (cont.)

In connection with the closing of the Company’s Initial Public Offering, the Company’s Chief Financial Officer (“CFO”) was entitled to receive compensation from the Sponsor consisting of a one-time, lump-sum payment of $35,714 for services rendered in connection with the Initial Public Offering, which amount was included in accrued offering costs in the accompanying unaudited condensed balance sheet. Additionally, the CFO will receive a monthly fee of $8,928 from the Sponsor for continued service until the completion of the Business Combination, which is included in the $20,000 administrative services fee described above. If a Business Combination is completed within 24 months from the Initial Public Offering, the Sponsor will pay an additional amount such that the aggregate compensation the CFO receives through closing of the Business Combination shall be no less than $250,000.

Promissory Note — Related Party

On February 12, 2026, the Sponsor entered into an agreement to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of the closing of the Initial Public Offering or the date on which the Company determines not to conduct an Initial Public Offering. The Company had borrowed $134,056 under the promissory note which was fully repaid subsequent to the closing of the Initial Public Offering on June 2, 2026. Borrowings under the promissory note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

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

Underwriting Agreement

The underwriter has a 45-day option from the date of the Initial Public Offering to purchase up to 1,125,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As of June 30, 2026, the full over-allotment option remains open and subsequently forfeited on July 4, 2026, as it remained unexercised as of its expiration date.

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

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 300,000 Class A ordinary shares issued and outstanding, excluding 7,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 2,156,250 Class B ordinary shares issued and outstanding, of which an aggregate of up to 281,250 shares subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares).

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

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8 — FAIR VALUE MEASUREMENTS (cont.)

As of June 30, 2026, assets held in the Trust Account were comprised of $804 in cash and $75,289,220 in U.S. Treasury securities classified as held-to-maturity securities. For the period from January 13, 2026 (inception) through June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities at June 30, 2026 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
June 30, 2026	U.S. Treasury Securities (Mature on 8/20/2026)	1	$75,289,220	$(16,837)	$75,272,383

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 480 and was presented within liabilities on the unaudited condensed balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.

The initial fair value of the over-allotment option liability on May 20, 2026 was $58,600. As of June 30, 2026, the over-allotment option liability fair value was $13,200. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option and as of June 30, 2026:

May 20, 2026
Volatility	1.67%
Expected term (years)	0.12
Risk-free interest rate	3.65%
Exercise price	$10.00
Fair value of over-allotment unit	$0.05

June 30, 2026
Volatility	2.29%
Expected term (years)	0.01
Risk-free interest rate	3.70%
Exercise price	$10.00
Fair value of over-allotment unit	$0.01

The following table presents the changes in the fair value of Level 3 over-allotment option liability:

Over-allotment Option Liability
Balance — January 13, 2026 (inception)	$—
Initial value at Initial Public Offering	58,600
Change in fair value	(45,400)
Balance – June 30, 2026	$13,200

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION (cont.)

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2026
Cash	$1,634,424
Cash and investments held in Trust Account	$75,290,024

	For the Three Months Ended June 30, 2026	For the Period from January 13, 2026 (Inception) June 30, 2026
Formation, general and administrative costs	$251,402	$311,303
Share-based compensation expense	$52,290	$52,290
Interest earned on investments held in Trust Account	$290,024	$290,024

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM also reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general and administrative costs and share-based compensation expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

As of June 30, 2026, the Founder Shares included an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full. The Founder Shares were forfeited on July 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

As of June 30, 2026, the Founder Shares included an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full. The Founder Shares were forfeited on July 4, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and subsequent to the closing of the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest and/or dividend income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $31,732, which consisted of formation, general and administrative costs of $251,402 and share-based compensation expense of $52,290, offset by change in fair value of over-allotment option liability of $45,400 and interest earned on investments held in the Trust Account of $290,024.

For the period from January 13, 2026 (inception) through June 30, 2026, we had net loss of $28,169, which consisted of formation, general and administrative costs of $311,303 and share-based compensation expense of $52,290, offset by change in fair value of over-allotment option liability of $45,400 and interest earned on investments held in the Trust Account of $290,024.

Liquidity and Capital Resources

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

For the period from January 13, 2026 (inception) through June 30, 2026, net cash used in operating activities was $385,801. Net loss of $28,169 was affected by the payment of formation, general and administrative expenses through promissory note – related party of $72,542 and share-based compensation expense of $52,290, offset by change in fair value of over-allotment option liability of $45,400 and interest earned on investments held in the Trust Account of $290,024. Changes in operating assets and liabilities used $147,040 in cash for operating activities.

As of June 30, 2026, we had cash and investments held in the trust account of $75,290,024 (including approximately $290,024 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,634,424. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement shares of the post-business combination entity at a price of $10.00 per share. The shares would be identical to the private placement shares.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, our critical accounting estimates relate to the fair value of the over-allotment option liability as disclosed in the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our initial public offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2026, we consummated the initial public offering of 7,500,000 Class A Ordinary Shares at $10.00 per public share, generating gross proceeds of $75,000,000. Leerink Partners LLC acted as sole book-running manager of the initial public offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-295170). The SEC declared the registration statements effective on May 18, 2026.

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

We incurred a total of $3,490,447, consisting of $750,000 of cash underwriting fees, $2,250,000 of deferred underwriting fees, and $490,447 of other offering costs.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 18, 2026, between the Company and Leerink Partners LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
10.1	Letter Agreement, dated May 18, 2026, among the Company, Amanat Sponsor Holdings LLC and each of the officers and directors of the Company.(1)
10.2	Investment Management Trust Agreement, dated May 18, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated May 18, 2026, among the Company, Amanat Sponsor Holdings LLC, and the Holders signatory thereto.(1)
10.4	Private Placement Shares Purchase Agreement, dated May 18, 2026, between the Company and Amanat Sponsor Holdings LLC(1)
10.5	Administrative Services and Indemnification Agreement, dated May 18, 2026, between the Company and Amanat Sponsor Holdings LLC(1)
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-295170), filed with the Securities and Exchange Commission on April 17, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMANAT ACQUISITION CORP

Date: August 13, 2026	By:	/s/ Pavan Cheruvu
	Name:	Pavan Cheruvu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Nicholas Fernandez
	Name:	Nicholas Fernandez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)