Form 10-Q
period 2026-09-30
Amanat Acquisition Corp.
filed 2026-11-13
CIK 2112457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 11, 2026, there were 7,800,000 Class A ordinary shares, $0.0001 par value and 1,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AMANAT ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from January 13, 2026 (Inception) through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from January 13, 2026 (Inception) through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 13, 2026 (Inception) through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
Signatures	31

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMANAT ACQUISITION CORP

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

ASSETS
Current Assets
Cash	$1,080,559
Prepaid expenses	159,388
Total Current Assets	1,239,947
Long-term prepaid insurance	79,764
Cash and investments held in Trust Account	75,971,231
TOTAL ASSETS	$77,290,942

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$219,268
Accrued offering costs	110,714
Total Current Liabilities	329,982
Deferred professional fees	1,581,547
Deferred underwriting fee payable	2,250,000
Total Liabilities	4,161,529

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,500,000 shares at a redemption value of approximately $10.13 per share	75,971,231

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 300,000 shares issued and outstanding, excluding 7,500,000 shares subject to possible redemption	30
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,875,000 shares issued and outstanding	188
Additional paid-in capital	—
Accumulated deficit	(2,842,036)
Total Shareholders’ Deficit	(2,841,818)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$77,290,942

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMANAT ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from January 13, 2026 (Inception) Through September 30,
	2026	2026
Formation, general and administrative costs	$2,065,068	$2,376,371
Share-based compensation expense	112,050	164,340
Loss from operations	(2,177,118)	(2,540,711)

Other income:
Change in fair value of over-allotment option liability	13,200	58,600
Interest earned on investments held in Trust Account	681,207	971,231
Total other income	694,407	1,029,831

Net loss	$(1,482,711)	$(1,510,880)

Basic and diluted weighted average Class A ordinary shares outstanding	7,800,000	3,990,000

Basic and diluted net loss per Class A ordinary share	$(0.15)	$(0.26)

Basic and diluted weighted average Class B ordinary shares outstanding	1,875,000	1,875,000

Basic and diluted net loss per Class B ordinary share	$(0.15)	$(0.26)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMANAT ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND
FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	—	—	(59,901)	(59,901)

Balance – March 31, 2026	—	—	2,156,250	216	24,784	(59,901)	(34,901)

Sale of Private Placement Shares	300,000	30	—	—	2,999,970	—	3,000,000

Allocated value of transaction costs to Private Placement Shares and over-allotment option	—	—	—	—	(21,576)	—	(21,576)

Share-based compensation	—	—	—	—	52,290	—	52,290

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(3,055,468)	(762,027)	(3,817,495)

Net income	—	—	—	—	—	31,732	31,732

Balance – June 30, 2026	300,000	30	2,156,250	216	—	(790,196)	(789,950)

Share-based compensation	—	—	—	—	112,050	—	112,050

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(112,078)	(569,129)	(681,207)

Forfeiture of Class B ordinary shares	—	—	(281,250)	(28)	28	—	—

Net loss	—	—	—	—	—	(1,482,711)	(1,482,711)

Balance – September 30, 2026	300,000	$30	1,875,000	$188	$—	$(2,842,036)	$(2,841,818)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMANAT ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,510,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general and administrative expenses through promissory note – related party	72,542
Interest earned on investments held in Trust Account	(971,231)
Share-based compensation expense	164,340
Change in fair value of over-allotment option liability	(58,600)
Changes in operating assets and liabilities:
Prepaid expenses	(156,888)
Long-term prepaid insurance	(79,764)
Deferred professional fees	1,581,547
Accounts payable and accrued expenses	219,268
Net cash used in operating activities	(739,666)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(75,000,000)
Net cash used in investing activities	(75,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	74,250,000
Proceeds from sale of Private Placement Shares	3,000,000
Repayment of promissory note – related party	(134,056)
Payment of offering costs	(295,719)
Net cash provided by financing activities	76,820,225

Net Change in Cash	1,080,559
Cash – Beginning of period	—
Cash – End of period	$1,080,559

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$110,714
Offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Offering costs paid through promissory note - related party	$59,014
Prepaid services paid by Sponsor through the promissory note – related party	$2,500
Deferred underwriting fee payable	$2,250,000
Forfeiture of Class B ordinary shares	$28

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 13, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

The Sponsor, officers, directors and advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the Founder Shares (as described in Note 5), Private Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines that it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to the Founder Shares, Private Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with a shareholder vote to approve an amendment to the articles (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from assets outside the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them, any Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination. If the Company submits the initial Business Combination to the public shareholders for a vote, the Company will complete the initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law and the Company’s articles, being a resolution passed by the affirmative vote of at least a simple majority of the holders of the shares present in person or by proxy and entitled to vote thereon at a general meeting of the Company.

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

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Business Combination Agreement

On October 25, 2026, the Company, Cairo Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Corxel Pharmaceuticals, Inc., a Delaware corporation (“Corxel”), and Corxel Pharmaceuticals Limited, a Cayman Islands exempted company and the sole stockholder of Corxel (“Parent”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby (the “Business Combination”) were unanimously approved by Corxel’s board of directors and approved by the Company’s board of directors. The Business Combination is expected to close in the first half of 2027, following the receipt of the requisite approvals of the Company’s shareholders and Corxel’s sole stockholder and the fulfillment of other customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act (as defined below).

The Domestication

The Business Combination Agreement provides, among other things, that at least one business day prior to the closing of the transactions contemplated by the Business Combination Agreement (the “Closing” and the date upon which the Closing actually occurs, the “Closing Date”), the Company will de-register from the Register of Companies in the Cayman Islands and transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”) and Part 12 of the Companies Act (Revised) of the Cayman Islands (the “Domestication”). In connection with the Domestication, (i) each outstanding Class A Class A Ordinary Share of the Company, each outstanding Class B Ordinary Share of the Company and each outstanding preference share of the Company that is issued and outstanding immediately prior to the Domestication will be converted into one share of common stock, par value $0.0001 per share, of the Company (the “New Corxel Common Stock”), (ii) the Company will file the New Corxel COI (as defined below) with the Secretary of State of the State of Delaware and adopt the New Corxel Bylaws (each, as defined and described below) and (iii) the Company’s name will be changed to a mutually agreed upon name between the Company, on the one hand, and Corxel and Parent, on the other hand (the resulting post-Closing entity, “New Corxel”).

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

Company Shareholder Redemptions

The Company will provide the holders of Class A Shares the right to have all or a portion of their Class A Shares redeemed for cash in connection with the Business Combination, in accordance with the Company’s governing documents, for a per-share price equal to the pro rata portion of the funds then in the Trust Account (including interest not previously released to pay taxes). Any such redemptions will occur immediately prior to the consummation of the Domestication.

The Merger

Subject to the terms and conditions of the Business Combination Agreement, following the Domestication, Merger Sub will merge with and into Corxel, with Corxel as the surviving company (the “Surviving Company”) in the merger (the “First Merger”). Immediately following the First Merger, on the Closing Date and as part of the same overall transaction, the Surviving Company will merge with and into a separate wholly-owned subsidiary of the Company (“Merger Sub II”), with Merger Sub II surviving such second merger (the “Second Merger” and together with the First Merger, the “Merger”) as a wholly-owned subsidiary of the Company. At the time the First Merger becomes effective (the “Effective Time”), each share of Corxel common stock (collectively, “Corxel Shares”) issued and outstanding as of immediately prior to the Effective Time will be automatically canceled and extinguished and converted into the right to receive a number of shares of New Corxel Common Stock equal to an exchange ratio, which is based on an implied Corxel equity value of $200,000,000 (the “Exchange Ratio”), provided that, at Parent’s election, all or a portion of such shares of New Corxel Common Stock may instead be issued in the form of pre-funded warrants to purchase an equal number of shares of New Corxel Common Stock.

Each option to purchase Parent Common Shares (as defined in the Business Combination Agreement) that is outstanding immediately prior to the Effective Time (each, a “Parent Option”) will be treated as follows: (i) certain Parent Options identified in the Business Combination Agreement (each, an “Applicable Parent Option”), whether vested or unvested, will cease to represent the right to purchase Parent Common Shares and will be canceled in exchange for an option to purchase New Corxel Common Stock (each, a “Rollover Option”) under the equity incentive plan to be adopted by the Company in advance of the Closing (the “New Corxel Equity Incentive Plan”), in an amount equal to the product (rounded down to the nearest whole number) of (x) the number of Parent Common Shares subject to such Applicable Parent Option immediately prior to the Effective Time, multiplied by (y) the option exchange ratio set forth on the allocation schedule (the “Option Exchange Ratio”), at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such Applicable Parent Option immediately prior to the Effective Time, divided by (B) the Option Exchange Ratio, with each Rollover Option generally remaining subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding Applicable Parent Option immediately prior to the Effective Time; and (ii) each Parent Option that is not an Applicable Parent Option (each, an “Unassumed Parent Option”) will not be assumed and instead will represent the right to receive a number of shares of New Corxel Common Stock (or, if applicable, the cash equivalent thereof) equal to the product (rounded down to the nearest whole number) of (x) the number of Parent Common Shares subject to such Unassumed Parent Option immediately prior to the Effective Time, multiplied by (y) the Option Exchange Ratio, reflecting the net value of such option after giving effect to its exercise price, without any further payment of an exercise price by the holder. Additionally, at the Effective Time, each EIP Share (as defined in the Business Combination Agreement) will be canceled in exchange for the right to receive a number of shares of New Corxel Common Stock equal to the Exchange Ratio.

After the Closing, Parent intends to distribute or dividend to its shareholders (whether pro rata or pursuant to one or more exchange or redemption arrangements with one or more of its shareholders) all or any portion of the New Corxel Common Stock, pre-funded warrants and other consideration received by Parent pursuant to the Business Combination Agreement (or the proceeds thereof), including in connection with the cash settlement of any Unassumed Parent Options.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto (the “Parties”) that are customary for transactions of this type, including with respect to the operations of the Company and Corxel prior to the Closing and the preparation and filing of a registration statement on Form S-4 relating to the Business Combination containing a prospectus and proxy statement of the Company (the “Registration Statement / Proxy Statement”) with the Securities and Exchange Commission (the “SEC”). The Parties have also undertaken to procure clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In addition, the board of directors of the Company has agreed to adopt the New Corxel Incentive Plan and the New Corxel Employee Stock Purchase Plan (as defined and described below) prior to the effectiveness of the Registration Statement / Proxy Statement, as described in the Business Combination Agreement.

Governance

the Company has agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the Closing, the New Corxel board of directors will initially consist of a number of directors determined by Corxel, divided into three classes designated Class I, II and III, which directors will include one or more independent designees determined by Corxel following consultation with the Company. If, following the final the Company shareholder redemption, the amount then remaining in the trust account containing the proceeds of the Company’s initial public offering (after giving effect to the aggregate amount of all the Company shareholder redemptions) is greater than $25,000,000, the Company will designate a director on the New Corxel board of directors, which is intended to be Rakhi Kumar.

Conditions to Closing

The obligation of the Parties to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the HSR Act and any agreement between a party with any governmental entity not to consummate transactions contemplated by the Business Combination, (ii) no order or law or other legal restraint or prohibition issued by any governmental entity enjoining, prohibiting or preventing the consummation of the Business Combination (including the Domestication and the Merger) being in effect, (iii) the effectiveness of the Registration Statement / Proxy Statement, (iv) receipt of the written consent of Parent, as the sole stockholder of Corxel (the “Corxel Stockholder Written Consent”), and the requisite approval of the Company’s shareholders, (v) the approval for listing of the New Corxel Common Stock on Nasdaq, (vi) after giving effect to the Business Combination (including the PIPE Financing (as described below) and any the Company shareholder redemptions), the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) immediately after the Effective Time; and (vii) approval of the required transaction proposals by the Company’s shareholders.

The obligation of the Company to consummate the Business Combination is also subject to the fulfillment of other customary closing conditions, including, but not limited to, (i) there having been no Company Material Adverse Effect (as defined in the Business Combination Agreement) since the date of the Business Combination Agreement that is continuing, and (ii) Corxel having identified and publicly announced a Chief Executive Officer and a board of directors of New Corxel, in each case to serve effective as of immediately following the Closing. During the pre-Closing period, Corxel may not hire a Chief Executive Officer without first reasonably consulting with the Company, and Corxel must consider in good faith any comments provided by the Company in connection with that consultation.

The obligation of Corxel to consummate the Business Combination is also subject to the fulfillment of other customary closing conditions, including, but not limited to, (i) there having been no SPAC Material Adverse Effect (as defined in the Business Combination Agreement) since the date of the Business Combination Agreement that is continuing, (ii) the aggregate cash proceeds available for release from the Company’s trust account (after giving effect to all the Company shareholder redemptions), together with the proceeds from the PIPE Financing (as described below) and aggregate amount of any additional cash and cash equivalents held at closing by the Company not to exceed $75,000,000, equaling at least $200,000,000, (iii) the New Corxel board of directors consisting of the number of directors, and being comprised of the individuals, determined in accordance with the governance provisions described above, and (iv) the consummation of the Domestication at least one business day prior to the Closing Date.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including, but not limited to, (i) by mutual written consent of the Company and Corxel, (ii) by the Company if the representations and warranties of Corxel or Parent are not true and correct or if Corxel or Parent fails to perform any pre-closing covenant or agreement set forth in the Business Combination Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by Corxel if the representations and warranties of any the Company Party (as defined in the Business Combination Agreement) are not true and correct or if any the Company Party fails to perform any covenant or agreement set forth in the Business Combination Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either the Company or Corxel if the Business Combination is not consummated by the applicable termination date set forth in the Business Combination Agreement, subject to certain limited exceptions, (v) by either the Company or Corxel if any governmental entity has issued a final and non-appealable order or taken any other action permanently enjoining, restraining, materially delaying or otherwise prohibiting the Business Combination, (vi) by either the Company or Corxel if the the Company shareholders meeting has been held and concluded and the requisite the Company shareholder approval was not obtained, (vii) by the Company if Corxel has not delivered the Corxel Stockholder Written Consent within two business days after the Registration Statement / Proxy Statement is declared effective, (viii) by Corxel or Parent, prior to delivery of the Corxel Stockholder Written Consent, concurrently with entering into a permitted alternative agreement in connection with a superior offer and payment of the related termination fee; and (ix) by the Company, prior to delivery of the Corxel Stockholder Written Consent, if the Corxel board of directors has made an adverse recommendation change.

The Business Combination Agreement also provides for the payment of certain termination fees in connection with specified terminations. If the Business Combination Agreement is terminated by Corxel or Parent (prior to delivery of the Corxel Stockholder Written Consent) concurrently with entering into a permitted alternative agreement in connection with a superior offer, Corxel will pay the Company the greater of $10,000,000 and 1% of the aggregate upfront consideration payable in such alternative transaction (subject to a cap of $50,000,000) (the “Superior Offer Termination Fee”). If the Business Combination Agreement is terminated by the Company following an adverse recommendation change by the Corxel board of directors, Corxel will pay the Company $10,000,000 (the “Adverse Recommendation Termination Fee”). If the Business Combination Agreement is terminated by either the Company or Corxel because a governmental entity has issued a final and non-appealable order or taken any other action permanently enjoining, restraining, materially delaying or otherwise prohibiting the transactions contemplated by the Business Combination Agreement, Corxel will reimburse the Company for its reasonable and documented third-party costs and expenses up to a maximum of $3,000,000 (the “Regulatory Termination Fee” and, together with the Superior Offer Termination Fee and the Adverse Recommendation Termination Fee, the “Termination Fees”). Payment of the applicable Termination Fee will, in the circumstances in which such Termination Fee is owed, constitute the sole and exclusive remedy of the Company, and in no event will Corxel be required to pay more than one Termination Fee.

Other than with respect to the Termination Fees set forth above, none of the Parties will have any liability or any further obligation under the Business Combination Agreement upon the valid termination of the Business Combination Agreement other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each as defined in the Business Combination Agreement).

The foregoing description of the Business Combination Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement and any related agreements. The Business Combination Agreement contains representations, warranties and covenants that the respective Parties made to each other as of the date of such agreement or other dates specified therein. The assertions embodied in those representations, warranties and covenants were made for purposes of allocating contractual risk between the respective Parties and are subject to important qualifications and limitations agreed to by the Parties in connection with negotiating the Business Combination Agreement. Such assertions are not intended to establish matters of fact or to provide any other factual information about the Company, Corxel, or any other Party to the Business Combination Agreement or any related agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the Parties, are subject to limitations agreed upon by the Parties (including being qualified by confidential disclosures made by the Parties) and are subject to standards of materiality applicable to the Parties that may differ from those applicable to investors and security holders. Investors and security holders are not third-party beneficiaries under the Business Combination Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any Party to the Business Combination Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

Related Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, including, among others, the following:

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Amanat Sponsor Holdings LLC, a Delaware limited liability company (the “Sponsor”) and Corxel entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which the Sponsor, as a holder of Class B ordinary shares has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the Business Combination, (ii) waive any adjustment or any other anti-dilution or similar protection with respect to the Class B ordinary shares in connection with the transactions contemplated by the Business Combination Agreement, (iii) be bound by certain other covenants and agreements related to the Business Combination, and (iv) be bound by certain transfer restrictions with respect to his, her or its shares in the Company.

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, on October 25, 2026, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors, including, among others, certain existing stockholders of Parent (collectively, the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, on the Closing Date, shares of New Corxel Common Stock (the “Subscribed Shares”) and/or, in lieu thereof, pre-funded warrants to purchase shares of New Corxel Common Stock (the “PIPE Pre-Funded Warrants”), in each case in the amounts set forth in the applicable Subscription Agreement and signature page thereto. The number of Subscribed Shares is determined based on the applicable purchase price and the Redemption Price (as defined in the Company's Amended and Restated Memorandum and Articles of Association), reduced by the number of shares underlying any PIPE Pre-Funded Warrants elected by such PIPE Investor. The foregoing subscriptions and purchases are for aggregate purchase commitments of $300 million, as adjusted for reduction mechanisms provided therein (the “PIPE Financing”). Subject to specified conditions, the PIPE Investors may reduce their respective subscription obligations on a one-for-one basis by acquiring and not redeeming Class A ordinary shares in the open market or in privately negotiated transactions with third parties prior to the shareholder meeting, with a corresponding reduction in the Purchase Price based on the Redemption Price (each as defined in the Subscription Agreements).

The obligations of each party to consummate the PIPE Financing are conditioned upon, among other things, (i) the New Corxel Common Stock (including the New Corxel Common Stock issuable to the PIPE Investors pursuant to the Subscription Agreements) having been approved for listing on Nasdaq; (ii) all conditions precedent to the Closing shall have been satisfied or waived and such closing shall be scheduled to occur substantially concurrently with or immediately following the PIPE closing; and (iii) the absence of specified adverse judgements, orders, laws, rules or regulations enjoining or otherwise prohibiting the consummation of the Business Combination.

The obligations of the Company to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) material truth and accuracy of the representations and warranties of the PIPE Investors, subject to customary bringdown standards; and (ii) material compliance by the PIPE Investors with their covenants, agreements and conditions under the Subscription Agreements.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

The obligations of the PIPE Investors to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) the Business Combination Agreement shall not have been amended, modified, or waived, in a manner that would reasonably be expected to materially and adversely affect the economic benefits that a PIPE Investor (in its capacity as such) would reasonably expect to receive under the Subscription Agreements without the prior written consent of such investor; (ii) the material truth and accuracy of the representations and warranties of the Company in the Subscription Agreements, subject to customary bringdown standards; (iii) no subscription agreement, or other agreements or understandings (including side letters) entered into in connection with the sale of New Corxel Common Stock under the Subscription Agreements, with any other PIPE Investors shall have been amended, modified, or waived in any manner that benefits such other PIPE Investor unless all PIPE Investors have been offered substantially the same benefits (other than terms particular to the legal or regulatory requirements of such other PIPE Investor or its affiliates or related persons); (iv) all specified consents, waivers or other authorizations and notices, required to be made in connection with the issuance and sale of New Corxel Common Stock under the Subscription Agreements shall have been obtained or made, except where failure to so obtain would not prevent the Company from consummating the transactions contemplated by the Subscription Agreements; (v) material compliance by the Company with its covenants, agreements and conditions under the Subscription Agreements; (vi) there has not occurred any Company Material Adverse Effect or SPAC Material Adverse Effect (each as defined in the Business Combination Agreement) since the date of the Subscription Agreements that is continuing.

The Subscription Agreements provide that the Company will grant the Investors certain customary registration rights.

Support Agreement

In connection with the signing of the Business Combination Agreement, Parent entered into a Support Agreement (the “Support Agreement”) with the Company, pursuant to which Parent has agreed, among other things, (a) that it has received the requisite authorization and approval from the holders of the requisite number of its issued and outstanding equity interests to enter into the Support Agreement, the Business Combination Agreement and each ancillary agreement to which Corxel is a party and approve the Business Combination, (b) as promptly as reasonably practicable (and in any event within two business days) following the date on which the Registration Statement / Proxy Statement is declared effective, to duly execute and deliver to Corxel the Company Stockholder Written Consent, (c) at any meeting of the stockholders of Corxel, however called, and in any action by written resolution of the stockholders of Corxel, to vote (or cause to be voted) all of its Corxel Shares (i) in favor of the approval and adoption of the Business Combination Agreement, the Merger and the other transactions contemplated by the Business Combination Agreement and (ii) against any Company Acquisition Proposal (as defined in the Business Combination Agreement) or other matter intended or reasonably expected to prevent the satisfaction of any closing condition or otherwise impede or delay the consummation of the Business Combination, and (d) appoint the Company or any individual designated by the Company as Parent’s agent, attorney-in-fact and proxy, for purposes of complying with Parent’s obligations under the Support Agreement, to vote (or consent with respect to) Parent’s Corxel Shares, or to attend on Parent’s behalf any meeting of the stockholders of Corxel, in each case solely with respect to the matters described in clauses (b) and (c) above and only if Parent fails to timely deliver such written consent or vote its Corxel Shares as required. The obligations under the Support Agreement automatically terminate upon the earliest of (i) the Effective Time; (ii) the termination of the Business Combination Agreement in accordance with its terms; and (iii) the mutual written agreement of the Company and Parent.

Investor Rights Agreement

At or prior to the Closing, New Corxel, Sponsor, certain holders of membership interests in Sponsor and Parent will enter into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, New Corxel will agree that, within 45 calendar days following the Closing Date, New Corxel will file with the SEC (at New Corxel’s sole cost and expense) a registration statement registering the resale of certain shares of New Corxel Common Stock and/or pre-funded warrants (or New Corxel Common Stock issuable upon exercise of such pre-funded warrants) held by or issuable to the parties thereto (the “Resale Registration Statement”), and New Corxel will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten and block-trade demands.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

The Investor Rights Agreement provides that Parent may distribute or otherwise transfer Registrable Securities (as defined therein) to its shareholders pursuant to dividends, distributions, exchanges or redemptions and permits subsequent in-kind distributions by such recipients to their own equityholders or other permitted transferees. Following any such distribution and receipt of the applicable selling securityholder information, New Corxel will be required to supplement or amend the applicable resale registration statement or, if required, file a new shelf registration statement to name the recipients as selling securityholders within ten business days. Such distributees will be required to join the Investor Rights Agreement, and certain demand and other registration rights held by Parent will thereafter be exercisable on behalf of all distributees by distributees holding a majority of the Registrable Securities so distributed, as determined at the time of exercise.

The Investor Rights Agreement amends and restates the registration rights agreement that was entered into by the Company, the Sponsor and the the Company Existing Investors (as defined therein) in connection with the Company’s initial public offering. The Investor Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Investor Rights Agreement or (b) with respect to any holder party thereto, on the date that such holder no longer holds any Registrable Securities.

Lock-Up Agreements

At or prior to the Closing, the Sponsor and Parent will enter into lock-up agreements (the “Lock-Up Agreements”) with New Corxel.

Pursuant to the Lock-Up Agreements, the Sponsor and Parent will agree not to transfer (except for certain permitted transfers) any shares of New Corxel Common Stock or pre-funded warrants (including shares issuable upon exercise thereof) held by such holder after the Domestication, not including shares issued pursuant to the Subscription Agreements, until six months after the Closing Date. During such lock-up period, in connection with the Distribution, Parent will be permitted to effect dividends, in-kind distributions, exchanges, redemptions or similar transfers of its lock-up securities to its direct or indirect equityholders and other specified transferees, including in settlement of options or other rights to acquire shares of Parent, and such recipients may make subsequent in-kind distributions or similar transfers to their own direct or indirect equityholders or other permitted transferees. Each such transferee will be required to execute a joinder to the Lock-Up Agreement and will remain subject to the applicable transfer restrictions for the remainder of the original lock-up period.

BCA Pre-Funded Warrants

Pursuant to the Business Combination Agreement, a portion of the shares of New Corxel Common Stock otherwise issuable as Aggregate Transaction Share Consideration (as defined in the Business Combination Agreement) may be issued in the form of pre-funded warrants (the “BCA Pre-Funded Warrants”) to purchase an equal number of shares of New Corxel Common Stock. The shares underlying the BCA Pre-Funded Warrants will count toward the Aggregate Transaction Share Consideration on a one-for-one basis.

The BCA Pre-Funded Warrants will have an exercise price of $0.0001 per share, will be exercisable at any time on or after their original issue date and will not expire until exercised in full. The BCA Pre-Funded Warrants may be exercised on a cashless basis in accordance with their terms and will contain customary provisions providing for adjustments in the event of certain dividends, distributions, stock splits, combinations, reclassifications and similar transactions. The BCA Pre-Funded Warrants will prohibit any exercise to the extent that, immediately before or after giving effect to such exercise, the holder would beneficially own more than 9.99% of the outstanding New Corxel Common Stock, or 4.99% if elected by the holder.

New Corxel Certificate of Incorporation and New Corxel Bylaws

Concurrently with the Domestication, and prior to the Effective Time, the Company will file a certificate of incorporation with the Secretary of State of the State of Delaware (“New Corxel COI”) and will adopt bylaws (“New Corxel Bylaws”), which together will govern the rights, privileges, and preferences of the holders of New Corxel securities after the Closing.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

New Corxel Equity Incentive Plan and New Corxel Employee Stock Purchase Plan

Prior to the effectiveness of the Registration Statement / Proxy Statement, the Company will approve and adopt, in each case subject to approval by the the Company shareholders, the New Corxel Equity Incentive Plan and an employee stock purchase plan (the “New Corxel Employee Stock Purchase Plan”) to provide eligible service providers of New Corxel and certain affiliated companies with the opportunity to purchase New Corxel Common Stock and/or acquire a proprietary interest in New Corxel. The New Corxel Equity Incentive Plan will provide for equity incentive compensation grants to employees and consultants (including non-employee directors) in the form of stock options (both non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The New Corxel Employee Stock Purchase Plan will permit eligible employees to purchase New Corxel Common Stock at a discount under (i) a component that is intended to be qualified under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and (ii) a component that is not intended to be so qualified under Section 423 of the Code.

The initial number of shares of New Corxel Common Stock reserved and available for issuance under the New Corxel Equity Incentive Plan will equal a percentage, to be mutually agreed by the Company and Corxel, of the number of shares of New Corxel Common Stock issued and expected to be outstanding immediately after the Effective Time (determined on a fully diluted basis after giving effect to the PIPE Financing). Additionally, the number of shares of New Corxel Common Stock reserved and available for issuance under the New Corxel Equity Incentive Plan will be automatically cumulatively increased on the first day of each fiscal year beginning with the 2027 fiscal year by (i) a percentage, to be mutually agreed by the Company and Corxel, of the shares of New Corxel Common Stock outstanding on the last day of the immediately preceding fiscal year, (determined on a fully diluted basis) or (ii) such lesser number of shares as determined by the administrator of the New Corxel Equity Incentive Plan.

The initial number of shares of New Corxel Common Stock reserved and available for issuance under the New Corxel Employee Stock Purchase Plan will equal a percentage, to be mutually agreed by the Company and Corxel, of the number of shares of New Corxel Common Stock issued and expected to be outstanding immediately after the Effective Time (determined on a fully diluted basis after giving effect to the PIPE Financing). Additionally, on the first day of each fiscal year beginning with the 2027 fiscal year and ending with the 2036 fiscal year, the number of shares of New Corxel Common Stock reserved and available for issuance under the New Corxel Employee Stock Purchase Plan will be cumulatively increased by (i) a percentage, to be mutually agreed by the Company and Corxel, of the shares of New Corxel Common Stock outstanding on the last day of the immediately preceding fiscal year (determined on a fully diluted basis) or (ii) such other amount as determined by the administrator of the New Corxel Employee Stock Purchase Plan.

Going Concern

As of September 30, 2026, the Company had cash of $1,080,559 and had working capital of $909,965.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statements Presentation – Going Concern,” the Company’s management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 20, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 27, 2026. The interim results for the three months ended September 30, 2026 and for the period from January 13, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026, the Company had cash of $1,080,559 and did not have any cash equivalents.

Cash and Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounting to $75,971,231 are held in cash and US Treasury bills. The Company classifies its U.S. Treasury bills and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period from January 13, 2026 (inception) through September 30, 2026.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriter’s over-allotment option was not exercised at the time of the Initial Public Offering. The over-allotment option expired on July 4, 2026, as it remained unexercised.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$75,000,000
Less:
Proceeds allocated to over-allotment option liability	(58,600)
Public Shares issuance costs	(3,468,871)
Plus:
Accretion of Class A ordinary shares to redemption amount	3,817,495
Class A ordinary shares subject to possible redemption, June 30, 2026	75,290,024
Plus:
Accretion of Class A ordinary shares to redemption amount	681,207
Class A ordinary shares subject to possible redemption, September 30, 2026	$75,971,231

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Three Months Ended		For the Period from January 13, 2026 (Inception) Through
	September 30, 2026		September 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,195,364)	$(287,347)	$(1,027,862)	$(483,018)
Denominator:
Basic and diluted weighted-average shares outstanding	7,800,000	1,875,000	3,990,000	1,875,000
Basic and diluted net loss per ordinary share	$(0.15)	$(0.15)	$(0.26)	$(0.26)

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

SEPTEMBER 30, 2026

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

On May 18, 2026, the Sponsor transferred an aggregate of 300,000 Founder Shares to the Company’s officers and three independent directors for their services, consisting of (i) 25,000 Founder Shares to the Director and Chairman of the Board of Directors, (ii) 150,000 Founder Shares to the Chief Executive Officer, (iii) 50,000 Founder Shares to the Chief Financial Officer, and (iv) 25,000 Founder Shares to each independent director. These issuances were made in exchange for an aggregate purchase price of $3,600, the same per share price paid by the Sponsor for the Founder Shares, and services to be provided to the Company through the Company’s initial Business Combination. If the holder of such Founder Shares remains an officer or independent director immediately prior to the consummation of a Business Combination, any unvested share interests owned by such holder will vest in full upon the consummation of the Business Combination. The transfer of the Founder Shares to the holders of such interests is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 300,000 Founder Shares was $900,000 or $3.00 per share. The Company established the initial fair value of the Founder Shares using a calculation prepared by a third-party valuation team which takes into consideration the following market assumptions; (i) implied share price of $10.00 and (ii) probability of de-SPAC and market adjustment of 30.0%. Share-based compensation shall be subject to straight-line monthly vesting over the course of 24 months from the date when the registration statement of the Initial Public Offering became effective. As of September 30, 2026, the Company recognized stock-based compensation expense of $164,340 and will continue to recognize such expense over the course of 24 months from the date when the registration statement of the Initial Public Offering became effective. The share-based compensation expense recorded is net of the amount initially received for the Founder Shares.

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

Administrative Services Agreement and Officer Compensations

Commencing on May 18, 2026, the Company entered into an agreement to pay the Sponsor, a total of $20,000 per month for officer compensation and administrative support services through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three months ended September 30, 2026 and for the period from January 13, 2026 (inception) through September 30, 2026, the Company had incurred $60,000 and $88,667, respectively, of administrative services fees, of which $8,667 were included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS (cont.)

In connection with the closing of the Company’s Initial Public Offering, the Company’s Chief Financial Officer (“CFO”) was entitled to receive compensation from the Sponsor consisting of a one-time, lump-sum payment of $35,714 for services rendered in connection with the Initial Public Offering, which amount was included in accrued offering costs in the accompanying unaudited condensed balance sheet. Additionally, the CFO receives a monthly fee of $8,928 from the Sponsor for continued service until the completion of an initial Business Combination, which is included in the $20,000 administrative services fee described above. If an initial Business Combination is completed prior to May 20, 2028 (24 months from the Initial Public Offering), the Sponsor will pay an additional amount such that the aggregate compensation the CFO receives through closing of an initial Business Combination shall be no less than $250,000. In addition, since July 2026, the Company’s Chief Executive Officer has received $10,000 per month from the Sponsor for his services as an officer, which is included in the $20,000 administrative services fee. The Company intends to pay the Chief Executive Officer a transaction bonus of $250,000 upon the completion of an initial Business Combination. Except for the Chief Financial Officer and the Chief Executive Officer, no other officers and directors have received any cash compensation for services rendered to the Company.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

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

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Underwriting Agreement

The underwriter has a 45-day option from the date of the Initial Public Offering to purchase up to 1,125,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The over-allotment option was forfeited on July 4, 2026, as it remained unexercised as of its expiration date.

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

Deferred Professional Fees

As of September 30, 2026, the Company had deferred professional fees of $1,581,547, incurred in connection with a Business Combination and payable only upon the consummation of a Business Combination. The deferred professional fees are classified as a non-current liability in the accompanying unaudited condensed balance sheet.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 300,000 Class A ordinary shares issued and outstanding, excluding 7,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 1,875,000 Class B ordinary shares issued and outstanding, after the forfeiture of 281,250 Class B ordinary shares on July 4, 2026, upon the expiration of the unexercised over-allotment option, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares).

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

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

As of September 30, 2026, assets held in the Trust Account were comprised of $21 in cash and $75,971,210 in U.S. Treasury securities classified as held-to-maturity securities. For the period from January 13, 2026 (inception) through September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding loss and fair value of held-to-maturity securities at September 30, 2026:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2026	U.S. Treasury Securities (Mature on 11/19/2026)	1	$75,971,210	$(32,505)	$75,938,705

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

The initial fair value of the over-allotment option liability on May 20, 2026 was $58,600. As of September 30, 2026, there was no longer over-allotment option liability included in the Company’s unaudited condensed balance sheet as the full over-allotment option expired unexercised on July 4, 2026. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 8 — FAIR VALUE MEASUREMENTS (cont.)

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 20, 2026
Volatility	1.67%
Expected term (years)	0.12
Risk-free interest rate	3.65%
Exercise price	$10.00
Fair value of over-allotment unit	$0.05

The following table presents the changes in the fair value of Level 3 over-allotment option liability:

Over-allotment Option Liability
Balance – January 13, 2026 (inception)	$—
Initial value at Initial Public Offering	58,600
Change in fair value	(45,400)
Balance – June 30, 2026	13,200
Change in fair value due to expiration	(13,200)
Balance – September 30, 2026	$—

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

AMANAT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION (cont.)

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

September 30, 2026
Cash	$1,080,559
Cash and investments held in Trust Account	$75,971,231

	For the Three Months Ended September 30, 2026	For the Period from January 13, 2026 (Inception) September 30, 2026
Formation, general and administrative costs	$2,065,068	$2,376,371
Share-based compensation expense	$112,050	$164,340
Interest earned on investments held in Trust Account	$681,207	$971,231

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

On October 25, 2026, the Company entered into the Business Combination Agreement. For additional information regarding the Business Combination Agreement and the related agreements, see Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Amanat Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Amanat Sponsor Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Business Combination Agreement

On October 25, 2026, we, Cairo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), Corxel Pharmaceuticals, Inc., a Delaware corporation (“Corxel”), and Corxel Pharmaceuticals Limited, a Cayman Islands exempted company and the sole stockholder of Corxel (“Parent”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby were unanimously approved by Corxel’s board of directors and approved by the Company’s board of directors. The business combination is expected to close in the first half of 2027, following the receipt of the requisite approvals of the Company’s shareholders and Corxel’s sole stockholder and the fulfillment of other customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act.

For additional information regarding the Business Combination Agreement and the related agreements, see Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and subsequent to the closing of the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest and/or dividend income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net loss of $1,482,711, which consisted of formation, general and administrative costs of $2,065,068 and share-based compensation expense of $112,050, offset by change in fair value of over-allotment option liability of $13,200 and interest earned on investments held in the Trust Account of $681,207.

For the period from January 13, 2026 (inception) through September 30, 2026, we had net loss of $1,510,880, which consisted of formation, general and administrative costs of $2,376,371 and share-based compensation expense of $164,340, offset by change in fair value of over-allotment option liability of $58,600 and interest earned on investments held in the Trust Account of $971,231.

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

For the period from January 13, 2026 (inception) through September 30, 2026, net cash used in operating activities was $739,666. Net loss of $1,510,880 was affected by the payment of formation, general and administrative expenses through promissory note – related party of $72,542 and share-based compensation expense of $164,340, offset by change in fair value of over-allotment option liability of $58,600 and interest earned on investments held in the Trust Account of $971,231. Changes in operating assets and liabilities provided $1,564,163 in cash from operating activities.

As of September 30, 2026, we had cash and investments held in the trust account of $75,971,231 (including $971,231 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,080,559. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statements Presentation – Going Concern,” our management has determined we currently lack the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if we are unable to complete an initial business combination within the completion window, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial business combination prior to the end of the completion window. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the completion window. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. There can be no assurance our plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement and Officer Compensations

We have an agreement to pay the Sponsor a total of $20,000 per month for officer compensation and administrative support services through the earlier of the Company’s consummation of a business combination and its liquidation. Additionally, the Chief Financial Officer will receive a monthly fee of $8,928 from the Sponsor for continued service until the completion of an initial business combination, which is included in the $20,000 administrative services fee. If a business combination is completed prior to May 20, 2028 (24 months from the initial public offering), the Sponsor will pay an additional amount such that the aggregate compensation the CFO receives through closing of an initial business combination shall be no less than $250,000. In addition, since July 2026, our Chief Executive Officer has received $10,000 per month from the Sponsor for his services as an officer, which is included in the $20,000 administrative services fee. We intend to pay the Chief Executive Officer a transaction bonus of $250,000 upon the completion of an initial Business Combination. Except for the Chief Financial Officer and the Chief Executive Officer, none of our officers and directors have received any cash compensation for services rendered to us.

Underwriting Agreement

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

Deferred Professional Fees

As of September 30, 2026, we had deferred professional fees of $1,581,547, incurred in connection with a Business Combination and payable only upon the consummation of a Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we do not have any critical accounting estimates.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a total of $3,490,447 transaction costs, consisting of $750,000 of cash underwriting fees, $2,250,000 of deferred underwriting fees, and $490,447 of other offering costs.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMANAT ACQUISITION CORP

Date: November 13, 2026	By:	/s/ Pavan Cheruvu
	Name:	Pavan Cheruvu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Nicholas Fernandez
	Name:	Nicholas Fernandez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)